Form 10-Q
period 1996-03-31
PDC 1991-D LTD PARTNERSHIP
filed 1996-05-14
CIK 885560

CONFORMED COPY






                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 1996

                                      or

           [ ] Transition Report Pursuant to Section 13 of 15(d) of
                   the Securities and Exchange Act of  1934
               For the transition period from         to




                       Commission file number 033-37728

               I.R.S. Employer Identification Number 55-0711661

                        PDC 1991-D LIMITED PARTNERSHIP

                     (A West Virginia Limited Partnership)
                             103 East Main Street
                             Bridgeport, WV 26330
                           Telephone: (304) 842-6256

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     XX       No

                        PDC 1991-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets March 31, 1996 and December 31, 1995         1

           Statements of Operations -
            Three Months Ended March 31, 1996 and 1995                 2

           Statement of Partners' Equity - March 31, 1996              3

           Statements of Cash Flows-
            Three Months Ended March 31, 1996 and 1995                 4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1991-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 1996 and December 31, 1995



  Assets
                                                      1996          1995
                                                (Unaudited)

Current assets:
  Cash                                           $    2,172      $     471
  Accounts receivable - oil and gas revenues        129,178         41,647
  Due from operator                                     202          1,700
           Total current assets                     131,552         43,818

Oil and gas properties, successful
  efforts method
      Oil and gas properties                      4,939,913      4,939,913
      Less accumulated depreciation,
        depletion, and amortization               2,687,873      2,648,609
                                                  2,252,040      2,291,304

Other assets (net of amortization of
      $21,344 and $20,202)                            3,398          4,530

                                                 $2,386,990     $2,339,652

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                           $   19,803     $   26,963
                    Total current liabilities        19,803         26,963


Partners' Equity                                  2,367,187      2,312,689

                                                 $2,386,990     $2,339,652

See accompanying notes to financial statements.

                        PDC 1991-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                  Three months ended March 31, 1996 and 1995
                                  (Unaudited)



                                                     1996           1995
Revenues:
  Sales of oil and gas                             $160,717         56,217
  Transportation revenue                              3,874          3,087
  Interest income                                       203            259

                                                    164,794         59,563

Expenses:
  Lifting costs                                      36,685         23,429
  Direct administrative cost                           -                12
  Depreciation, depletion and amortization           40,396         44,311

                                                     77,081         67,752

           Net income (loss)                       $ 87,713         (8,189)

           Net income (loss) per limited
             and additional
             general partner unit                  $    252            (36)

See accompanying notes to financial statements.

                        PDC 1991-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1996
                                  (Unaudited)




                                Limited and
                                additional       Managing
                                general partners general partner   Total


Balance, December 31, 1995        $2,088,066         $224,623    $2,312,689
Distributions to partners            (26,617)          (6,598)      (33,215)
Net income                            66,203           21,510        87,713

      Balance, March 31, 1996     $2,127,652         $239,535    $2,367,187



See accompanying notes to financial statements.

                        PDC 1991-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                  Three months ended March 31, 1996 and 1995
                                  (Unaudited)


                                                     1996            1995
Cash flows from operating activities:
  Net income (loss)                               $ 87,713        $ (8,189)
  Adjustments to reconcile net income
    (loss) to net cash provided from
    operating activities:
      Depreciation, depletion and amortization      40,396          44,311
      Changes in operating assets and liabilities:
      (Increase) Decrease in accounts receivable -
        oil and gas revenues                       (87,531)          3,056
      Decrease in due from operator                  1,498            -
      Decrease in accrued expenses                  (7,160)         (3,281)
         Net cash provided from
            operating activities                    34,916          35,897

Cash flows from financing activities:
  Distributions to partners                        (33,215)        (35,898)
           Net cash used by
            financing activities                   (33,215)        (35,898)

Net increase (decrease) in cash                      1,701              (1)
Cash at beginning of period                            471             632
Cash at end of period                             $  2,172             631

See accompanying notes to financial statements.

                        PDC 1991-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1995, which contains a summary of major accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3.  Oil and Gas Properties

    Oil and Gas Properties are reported on the successful efforts method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Liquidity and Capital Resources

         Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

         The Partnership had net working capital at March 31, 1996 of $111,749.

         The Partnership's revenues from oil and gas sales will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices. Price levels of natural gas are currently high and while they are not predictable in the coming year, it appears that on average, they will be higher in 1996 than in 1995.



    Results of Operations

         Natural gas sales increased 186% during the first quarter of 1996 compared to 1995 due to the increase in the sales price of natural gas as referred to above. The partnership experineced a net income of $87,713 and distributed $33,215 to the partners for the first quarter of 1996.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1996.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PDC 1991-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 13, 1996                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 13, 1996                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer