Form 10-Q
period 1996-06-30
PDC 1991-D LTD PARTNERSHIP
filed 1996-08-08
CIK 885560

CONFORMED COPY






                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 1996

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets June 30, 1996 and December 31, 1995          1

           Statements of Operations -
            Six Months Ended June 30, 1996 and 1995                    2

           Statement of Partners' Equity - June 30, 1996               3

           Statements of Cash Flows-
            Six Months Ended June 30, 1996 and 1995                    4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1991-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 1996 and December 31, 1995




  Assets
                                                      1996          1995
                                                (Unaudited)

Current assets:
  Cash                                           $      151      $     471
  Accounts receivable - oil and gas revenues         73,856         41,647
  Due from operator                                     -            1,700
           Total current assets                      74,007         43,818

Oil and gas properties, successful
  efforts method
      Oil and gas properties                      4,939,913      4,939,913
      Less accumulated depreciation,
        depletion, and amortization               2,733,654      2,648,609
                                                  2,206,259      2,291,304

Other assets (net of amortization of
      $22,466 and $20,202)                            2,266          4,530

                                                 $2,282,532     $2,339,652

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                           $   15,731     $   26,963
                    Total current liabilities        15,731         26,963


Partners' Equity                                  2,266,801      2,312,689

                                                 $2,282,532     $2,339,652

See accompanying notes to financial statements.

                            PDC 1991-D LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                               Statements of Operations

               Three Months and Six Months ended June 30, 1996 and 1995
                                      (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                             1996        1995          1996         1995


Revenues:
  Sales of oil and gas                    $104,371    $ 56,783      $265,088     $113,000
  Transportation revenue                       -         2,752           -          5,839
  Interest income                              259         250           462          509
                                           104,630      59,785       265,550      119,348

Expenses:
  Lifting costs                             39,248      25,297        72,059       48,726
  Direct administrative cost                   101         795           101          807
  Depreciation, depletion
   and amortization                         46,913      41,793        87,309       86,104

                                            86,262      67,885       159,469      135,637

     Net income (loss)                    $ 18,368    $ (8,100)     $106,081     $(16,289)

     Net income (loss) per limited and
      additional general partner unit     $     37    $    (36)     $    289     $    (72)

See accompanying notes to financial statements.

                              PDC 1991-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                              Six months ended June 30, 1996
                                        (Unaudited)




                                    Limited and
                                    additional       Managing
                                    general partners general partner       Total


Balance, December 31, 1995            $2,088,066         $224,623      $2,312,689
Distributions to partners               (121,676)         (30,293)       (151,969)
Net income                                76,059           30,022         106,081

          Balance, June 30, 1996      $2,042,449         $224,352      $2,266,801



See accompanying notes to financial statements.

                              PDC 1991-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                 Statements of Cash Flows

                          Six months ended June 30, 1996 and 1995
                                        (Unaudited)

                                                         1996            1995
Cash flows from operating activities:
      Net income (loss)                               $106,081       $ (16,289)
      Adjustments to reconcile net income
        (loss) to net cash provided from
        operating activities:
          Depreciation, depletion and amortization      87,309          86,104
          Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable -
            oil and gas revenues                       (32,209)          2,064
          Decrease in due from operator                  1,700             -
          Decrease in accrued expenses                 (11,232)         (5,669)
             Net cash provided from
                operating activities                   151,649          66,210

Cash flows from financing activities:
      Distributions to partners                       (151,969)        (66,762)
               Net cash used by
                financing activities                  (151,969)        (66,762)

Net decrease in cash                                      (320)           (552)
Cash at beginning of period                                471             632
Cash at end of period                                 $    151        $     80

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

2.      Basis of Presentation

        The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3.      Oil and Gas Properties

        Oil and Gas Properties are reported on the successful efforts method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Liquidity and Capital Resources

             Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

             The Partnership had net working capital at June 30, 1996 of $58,276.

             The Partnership's revenues from oil and gas sales will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices. Price levels of natural gas are currently above usual seasonal averages and while they are not predictable in the coming year, it appears that on average, they will be higher in 1996 than in 1995.



        Results of Operations

        Three Months Ended June 30, 1996 Compared with 1995

             Natural gas sales increased 84% during the second quarter of 1996 compared to 1995 due to the increase in the sales price of natural gas as referred to above. The partnership experienced a net income of $18,368 and distributed $118,754 to the partners in the second quarter of 1996.

        Six Months Ended June 30, 1996 Compared with 1995

             Natural gas sales increased 135% during the first six months of 1996 compared to 1995 due to the increase in the sales price of natural gas as referred to above. The partnership experienced a net income of $106,081 and distributed $151,969 to the partners in the first six months of 1996.

                                                              CONFORMED COPY

                               PART II - OTHER INFORMATION


Item 1. Legal Proceedings

             None.

Item 6.  Exhibits and Reports on Form 8-K

             (a) None.

             (b) No reports on Form 8-K have been filed during the quarter ended
                 June 30, 1996.



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


                                               PDC 1991-D Limited Partnership
                                                          (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  August 7, 1996                               /s/ Steven R. Williams
                                                        Steven R. Williams
                                                           President


Date:  August 7, 1996                               /s/ Dale G. Rettinger
                                                        Dale G. Rettinger
                                                     Executive Vice President
                                                         and Treasurer