Form 10-Q
period 1996-09-30
PDC 1991-D LTD PARTNERSHIP
filed 1996-11-14
CIK 885560

CONFORMED COPY






                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                    For the period ended September 30, 1996

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets September 30, 1996 and December 31, 1995     1

           Statements of Operations -
            Nine Months Ended September 30, 1996 and 1995              2

           Statement of Partners' Equity - September 30, 1996          3

           Statements of Cash Flows-
            Nine Months Ended September 30, 1996 and 1995              4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1991-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                   September 30, 1996 and December 31, 1995





  Assets
                                                      1996          1995
                                                (Unaudited)

Current assets:
  Cash                                           $      364      $     471
  Accounts receivable - oil and gas revenues         48,471         41,647
  Due from operator                                     -            1,700
           Total current assets                      48,835         43,818

Oil and gas properties, successful
  efforts method
      Oil and gas properties                      4,939,913      4,939,913
      Less accumulated depreciation,
        depletion, and amortization               2,781,664      2,648,609
                                                  2,158,249      2,291,304

Other assets (net of amortization of
      $23,598 and $20,202)                            1,134          4,530

                                                 $2,208,218     $2,339,652

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                           $   10,612     $   26,963
                    Total current liabilities        10,612         26,963


Partners' Equity                                  2,197,606      2,312,689

                                                 $2,208,218     $2,339,652

See accompanying notes to financial statements.

                            PDC 1991-D LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                               Statements of Operations

            Three Months and Nine Months ended September 30, 1996 and 1995

                                      (Unaudited)

                                             Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                             1996        1995          1996         1995


Revenues:
  Sales of oil and gas                    $ 81,586    $ 48,770      $346,674     $161,770
  Transportation revenue                       -         2,907           -          8,746
  Interest income                              234         240           696          749
                                            81,820      51,917       347,370      171,265

Expenses:
  Lifting costs                             37,600      26,802       109,659       75,528
  Direct administrative cost                    21          52           122          859
  Depreciation, depletion
   and amortization                         49,142      16,398       136,451      102,502

                                            86,763      43,252       246,232      178,889

     Net income (loss)                    $ (4,943)   $  8,665      $101,138     $ (7,624)

     Net income (loss) per limited and
      additional general partner unit     $    (34)   $     23      $    255     $    (49)

See accompanying notes to financial statements.

                              PDC 1991-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                           Nine months ended September 30, 1996
                                        (Unaudited)



                                    Limited and
                                    additional       Managing
                                    general partners general partner       Total


Balance, December 31, 1995            $2,088,066         $224,623      $2,312,689
Distributions to partners               (173,078)         (43,143)       (216,221)
Net income                                67,071           34,067         101,138

          Balance, September 30, 1996 $1,982,059         $215,547      $2,197,606



See accompanying notes to financial statements.

                              PDC 1991-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                 Statements of Cash Flows

                       Nine months ended September 30, 1996 and 1995
                                        (Unaudited)

                                                         1996            1995
Cash flows from operating activities:
      Net income (loss)                               $101,138        $ (7,624)
      Adjustments to reconcile net income
        (loss) to net cash provided from
        operating activities:
          Depreciation, depletion and amortization     136,451         102,502
          Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable -
            oil and gas revenues                        (6,824)          8,826
          Decrease in due from operator                  1,700             -
          Decrease in accrued expenses                 (16,351)        (12,829)
             Net cash provided from
                operating activities                   216,114          90,875

Cash flows from financing activities:
      Distributions to partners                       (216,221)        (91,240)
               Net cash used by
                financing activities                  (216,221)        (91,240)

Net decrease in cash                                      (107)           (365)
Cash at beginning of period                                471             632
Cash at end of period                                 $    364        $    267

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

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3.  Oil and Gas Properties

    Oil and Gas Properties are reported on the successful efforts method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Liquidity and Capital Resources

         Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

         The Partnership had net working capital at September 30, 1996 of $38,223.

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



    Results of Operations

    Three Months Ended September 30, 1996 Compared with 1995

         Natural gas sales increased 67.3% during the third quarter of 1996 compared to 1995 due to the increase in the sales price of natural gas as referred to above. While the partnership experienced a net loss of $4,943, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $64,252 to partners for the third quarter of 1996.

    Nine Months Ended September 30, 1996 Compared with 1995

         Natural gas sales increased 114% during the first nine months of 1996 compared to 1995 due to the increase in the sales price of natural gas as referred to above. The partnership experienced a net income of $101,138 and distributed $216,221 to the partners in the first nine months of 1996.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1996.



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


                                              PDC 1991-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  November 13, 1996                        /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  November 13, 1996                        /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer