Form 10-Q
period 1997-03-31
PDC 1991-D LTD PARTNERSHIP
filed 1997-05-14
CIK 885560

CONFORMED COPY






                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 1997

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets March 31, 1997 and December 31, 1996         1

           Statements of Operations -
            Three Months Ended March 31, 1997 and 1996                 2

           Statement of Partners' Equity - Three Months Ended
            March 31, 1997                                             3

           Statements of Cash Flows-
            Three Months Ended March 31, 1997 and 1996                 4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1991-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 1997 and December 31, 1996



  Assets
                                                      1997          1996
                                                (Unaudited)

Current assets:
  Cash                                           $      463      $     474
  Accounts receivable - oil and gas revenues         64,882         71,018
  Due from operator                                     354           -
           Total current assets                      65,699         71,492

Oil and gas properties, successful
  efforts method
      Oil and gas properties                      4,939,913      4,939,913
      Less accumulated depreciation,
        depletion, and amortization               2,804,749      2,780,338
                                                  2,135,164      2,159,575

                                                 $2,200,863     $2,231,067

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                           $   18,730     $   23,849
                    Total current liabilities        18,730         23,849


Partners' Equity                                  2,182,133      2,207,218

                                                 $2,200,863     $2,231,067

See accompanying notes to financial statements.

                        PDC 1991-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                  Three months ended March 31, 1997 and 1996
                                  (Unaudited)


                                                     1997           1996
Revenues:
  Sales of oil and gas                             $ 87,560         160,717
  Transportation revenue                              1,535           3,874
  Interest income                                       355             203

                                                     89,450         164,794

Expenses:
  Lifting costs                                      29,919          36,685
  Direct administrative cost                             12            -
  Depreciation, depletion and amortization           24,411          40,396

                                                     54,342          77,081

           Net income                              $ 35,108          87,713

           Net income per limited
             and additional
             general partner unit                  $     98             252

See accompanying notes to financial statements.

                        PDC 1991-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1997
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total


Balance, December 31, 1996        $1,989,668         $217,550    $2,207,218
Distributions to partners            (48,155)         (12,038)      (60,193)
Net income                            25,646            9,462        35,108

      Balance, March 31, 1997     $1,967,159         $214,974    $2,182,133



See accompanying notes to financial statements.

                        PDC 1991-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                  Three months ended March 31, 1997 and 1996
                                  (Unaudited)

                                                     1997            1996
Cash flows from operating activities:
  Net income                                     $  35,108          87,713
  Adjustments to reconcile net income
    to net cash provided from
    operating activities:
      Depreciation, depletion and amortization      24,411          40,396
      Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable -
        oil and gas revenues                         6,136         (87,531)
      (Increase) decrease in due from operator        (354)          1,498
      Decrease in accrued expenses                  (5,119)         (7,160)
         Net cash provided from
            operating activities                    60,182          34,916

Cash flows from financing activities:
  Distributions to partners                        (60,193)        (33,215)
           Net cash used by
            financing activities                   (60,193)        (33,215)

Net (decrease) increase in cash                        (11)          1,701
Cash at beginning of period                            474             471
Cash at end of period                            $     463           2,172

See accompanying notes to financial statements.

                        PDC 1991-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1996, which contains a summary of major accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3.  Oil and Gas Properties

    Oil and Gas Properties are reported on the successful efforts method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Liquidity and Capital Resources

         Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

         The Partnership had net working capital at March 31, 1997 of $46,969.

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


    Results of Operations

         Natural gas sales decreased 45.5% during the first quarter of 1997 compared to 1996 due to decreases in the sales price of natural gas and volumes. While the partnership experienced a modest net income of $35,108, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $60,193 to the partners during the first quarter of 1997.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1997.



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


                                              PDC 1991-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 14, 1997                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 14, 1997                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer