Form 10-Q
period 1997-06-30
PDC 1991-D LTD PARTNERSHIP
filed 1997-08-12
CIK 885560

CONFORMED COPY






                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 1997

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets June 30, 1997 and December 31, 1996          1

           Statements of Operations - Three Months and
            Six Months Ended June 30, 1997 and 1996                    2

           Statement of Partners' Equity -
            Six Months Ended June 30, 1997                             3

           Statements of Cash Flows-
            Six Months Ended June 30, 1997 and 1996                    4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1991-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 1997 and December 31, 1996



  Assets
                                                      1997          1996
                                                (Unaudited)

Current assets:
  Cash                                          $       386    $       474
  Accounts receivable - oil and gas revenues         37,674         71,018
           Total current assets                      38,060         71,492

Oil and gas properties, successful
  efforts method
      Oil and gas properties                      4,939,913      4,939,913
      Less accumulated depreciation,
        depletion, and amortization               2,828,704      2,780,338
                                                  2,111,209      2,159,575

                                                 $2,149,269     $2,231,067

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                           $   15,394     $   23,849
           Total current liabilities                 15,394         23,849


Partners' Equity                                  2,133,875      2,207,218

                                                 $2,149,269     $2,231,067

See accompanying notes to financial statements.

                            PDC 1991-D LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                               Statements of Operations

               Three Months and Six Months ended June 30, 1997 and 1996
                                      (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                             1997        1996          1997         1996


Revenues:
  Sales of oil and gas                     $ 63,715   $104,371       $151,275    $265,088
  Transportation revenue                        269        -            1,804         -
  Interest income                               281        259            636         462
                                             64,265    104,630        153,715     265,550

Expenses:
  Lifting costs                              26,702     39,248         56,621      72,059
  Direct administrative cost                    712        101            724         101
  Depreciation, depletion
   and amortization                          23,955     46,913         48,366      87,309

                                             51,369     86,262        105,711     159,469

     Net income                            $ 12,896   $ 18,368       $ 48,004    $106,081

     Net income per limited and
      additional general partner unit      $     30   $     37       $    128    $    289

See accompanying notes to financial statements.

                              PDC 1991-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                              Six months ended June 30, 1997
                                        (Unaudited)



                                    Limited and
                                    additional       Managing
                                    general partners general partner       Total


Balance, December 31, 1996            $1,989,668         $217,550      $2,207,218
Distributions to partners                (97,078)         (24,269)       (121,347)
Net income                                33,567           14,437          48,004

          Balance, June 30, 1997      $1,926,157         $207,718      $2,133,875



See accompanying notes to financial statements.

                              PDC 1991-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                 Statements of Cash Flows

                          Six Months ended June 30, 1997 and 1996
                                        (Unaudited)

                                                         1997            1996
Cash flows from operating activities:
      Net income                                     $  48,004        $106,081
      Adjustments to reconcile net income
        to net cash provided from
        operating activities:
          Depreciation, depletion and amortization      48,366          87,309
          Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable -
            oil and gas revenues                        33,344         (32,209)
          Decrease in due from operator                      0           1,700
          Decrease in accrued expenses                  (8,455)        (11,232)
             Net cash provided from
                operating activities                   121,259         151,649

Cash flows from financing activities:
      Distributions to partners                       (121,347)       (151,969)
               Net cash used by
                financing activities                  (121,347)       (151,969)

Net decrease in cash                                       (88)           (320)
Cash at beginning of period                                474             471
Cash at end of period                                $     386        $    151

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

2.      Basis of Presentation

        The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3.      Oil and Gas Properties

        Oil and Gas Properties are reported on the successful efforts method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Liquidity and Capital Resources

             Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

             The Partnership had net working capital at June 30, 1997 of $22,666.

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


        Results of Operations

        Three Months Ended June 30, 1997 Compared with 1996

             Natural gas sales decreased approximately 39.0% during the second quarter of 1997 compared with the same period in 1996 due to lower sales volumes and average lower sales prices of natural gas. While the partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and and therefore the Partnership distributed $61,154 to the partners during the second quarter of 1997.

        Six Months Ended June 30, 1997 Compare with 1996

             Natural gas sales decreased approximately 42.9% during the first six months of 1997 compared with the same period in 1996 due to lower sales volumes and average lower sales prices of natural gas. While the partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $121,347 to the partners during the first six months of 1997.

                                                            CONFORMED COPY

                               PART II - OTHER INFORMATION


Item 1. Legal Proceedings

             None.

Item 6.  Exhibits and Reports on Form 8-K

             (a) None.

             (b) No reports on Form 8-K have been filed during the quarter ended
                 June 30, 1997.



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


                                              PDC 1991-D Limited Partnership
                                                          (Registrant)

                                             By its Managing General Partner
                                             Petroleum Development Corporation




Date:  August 5, 1997                               /s/ Steven R. Williams
                                                        Steven R. Williams
                                                           President


Date:  August 5, 1997                               /s/ Dale G. Rettinger
                                                        Dale G. Rettinger
                                                     Executive Vice President
                                                         and Treasurer