Form 10-Q
period 1997-09-30
PDC 1991-D LTD PARTNERSHIP
filed 1997-11-10
CIK 885560

CONFORMED COPY






                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                    For the period ended September 30, 1997

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets September 30, 1997 and December 31, 1996     1

           Statements of Operations -
            Nine Months Ended September 30, 1997 and 1996              2

           Statement of Partners' Equity - September 30, 1997          3

           Statements of Cash Flows-
            Nine Months Ended September 30, 1997 and 1996              4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1991-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                   September 30, 1997 and December 31, 1996



  Assets
                                                      1997          1996
                                                (Unaudited)

Current assets:
  Cash                                          $       480    $       474
  Accounts receivable - oil and gas revenues         37,280         71,018
           Total current assets                      37,760         71,492

Oil and gas properties, successful
  efforts method
      Oil and gas properties                      4,939,913      4,939,913
      Less accumulated depreciation,
        depletion, and amortization               2,853,917      2,780,338
                                                  2,085,996      2,159,575

                                                 $2,123,756     $2,231,067

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                           $   10,412     $   23,849
           Total current liabilities                 10,412         23,849


Partners' Equity                                  2,113,344      2,207,218

                                                 $2,123,756     $2,231,067

See accompanying notes to financial statements.

                            PDC 1991-D LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                               Statements of Operations

            Three Months and Nine Months ended September 30, 1997 and 1996
                                      (Unaudited)

                                             Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                             1997        1996          1997         1996


Revenues:
  Sales of oil and gas                     $ 59,334   $ 81,586       $210,609    $346,674
  Transportation revenue                      1,586        -            3,390         -
  Interest income                               145        234            781         696
                                             61,065     81,820        214,780     347,370

Expenses:
  Lifting costs                              26,749     37,600         83,370     109,659
  Direct administrative cost                     51         21            775         122
  Depreciation, depletion
   and amortization                          25,213     49,142         73,579     136,451

                                             52,013     86,763        157,724     246,232

     Net income (loss)                     $  9,052   $ (4,943)      $ 57,056    $101,138

     Net income (loss) per limited and
      additional general partner unit      $     18   $    (34)      $    146    $    255

See accompanying notes to financial statements.

                              PDC 1991-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                           Nine months ended September 30, 1997
                                        (Unaudited)



                                    Limited and
                                    additional       Managing
                                    general partners general partner       Total


Balance, December 31, 1996            $1,989,668         $217,550      $2,207,218
Distributions to partners               (120,745)         (30,185)       (150,930)
Net income                                38,287           18,769          57,056

          Balance, September 30, 1997 $1,907,210         $206,134      $2,113,334



See accompanying notes to financial statements.

                              PDC 1991-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                 Statements of Cash Flows

                       Nine months ended September 30, 1997 and 1996
                                        (Unaudited)

                                                         1997            1996
Cash flows from operating activities:
      Net income (loss)                               $ 57,056        $101,138
      Adjustments to reconcile net income
        (loss) to net cash provided from
        operating activities:
          Depreciation, depletion and amortization      73,579         136,451
          Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable -
            oil and gas revenues                        33,738          (6,824)
          Decrease in due from operator                   -              1,700
          Decrease in accrued expenses                 (13,437)        (16,351)
             Net cash provided from
                operating activities                   150,936         216,114

Cash flows from financing activities:
      Distributions to partners                       (150,936)       (216,221)
               Net cash used by
                financing activities                  (150,936)       (216,221)

Net increase (decrease) in cash                              6            (107)
Cash at beginning of period                                474             471
Cash at end of period                                $     480        $    364

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

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3.  Oil and Gas Properties

    Oil and Gas Properties are reported on the successful efforts method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Liquidity and Capital Resources

         Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

         The Partnership had net working capital at September 30, 1997 of $27,348.

         The Partnership's revenues from oil and gas sales will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.



    Results of Operations

    Three Months Ended September 30, 1997 Compared with 1996

         Natural gas sales decreased approximately 27.3% during the third quarter of 1997 compared with the same period in 1996 due to lower sales volumes. While the partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $29,583 to partners for the third quarter of 1997.

    Nine Months Ended September 30, 1997 Compared with 1996

         Natural gas sales decreased 39.2% during the first nine months of 1997 compared with the same period in 1996 due to lowe sales volumes and average lower sales prices of natural gas. While the partnership experinced a modest natural income, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $150,930 to the partners during the first nine months of 1997.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1997.



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


                                              PDC 1991-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  November 10, 1997                        /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  November 10, 1997                        /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer