Form 10-K
period 1997-12-31
PDC 1991-D LTD PARTNERSHIP
filed 1998-03-26
CIK 885560

CONFORMED COPY


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1997

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

Employees

      The Partnership has no employees, however, PDC has approximately 75 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

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

ITEM 2.  PROPERTIES.

Drilling Activity

      The following table sets forth the results of drilling activity from December 31, 1991 (date of inception) to March 15, 1998, of the Partnership which was conducted in the Continental United States.

                                  Development Wells
                                 Gross                    Net
                        Productive  Dry Total   Productive  Dry    Total
Period Ended
 March 15, 1998. . .       20        7    27        19.41   6.02  25.43

      The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.
Productive Wells

      The following table summarizes the Partnership's total gross and net interests in productive wells at March 15, 1998.

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

      None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND SECURITY HOLDER MATTERS.

      At December 31, 1997, PDC 1991-D Limited Partnership had one Managing General Partner, 6 Limited Partners who fully paid for 1.85 units at $20,000 per unit of limited partnership interests and a total of 426 Additional General Partners who fully paid for 261.076 units at $20,000 per unit of additional general partnership interests. No established public trading market exists for the interests.

      Limited and additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner.

ITEM 6.  SELECTED FINANCIAL DATA.

      The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

                                                               Periods ended
                                                               December 31,
                                                     1997          1996       1995

Oil and Gas Sales . . . . . . . . . . . . . . . . $  286,367      445,669     226,059
Costs and Expenses  . . . . . . . . . . . . . . .    256,989      297,585     279,159
Net Income (loss) . . . . . . . . . . . . . . . .     36,768      151,259     (40,505)
Allocation of Net Income (Loss):
  Managing General Partner. . . . . . . . . . . .     19,995       44,171       4,253
  Limited and Additional
   General Partners . . . . . . . . . . . . . . .     16,773      107,088     (44,758)
  Per Limited and Additional
   General Partner Unit . . . . . . . . . . . . .         64          407        (170)
Total Assets. . . . . . . . . . . . . . . . . . .  2,086,794    2,231,067   2,339,652
Distributions:
  Managing General Partner. . . . . . . . . . . .     36,131       51,244      18,523
  Limited and Additional
   General Partners . . . . . . . . . . . . . . .    144,522      205,486      93,787

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

      The Partnership had net working capital at December 31, 1997 of $30,173.

      Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

1997 Compared with 1996

      Oil and gas sales decreased 35.7% in 1997 compared to 1996 due to lower sales prices and lower sales volumes. Cash distributions to the partners decreased to $180,653 during 1997 from $256,730 in 1996 due to the reasons above.

1996 Compared with 1995

      The Partnership's natural gas sales increased 97.1% in 1996 due to higher sales volumes and higher sales prices.

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

Year 2000 Issue

      PDC, who administers all aspects of the Partnership, has assessed the extent of Year 2000 Issues affecting PDC and the Partnership. PDC believes that the new computer system, including operating software currently being installed along with modifications being made by PDC's computer technicians will address the dating system flaw inherent in most operating systems. PDC expects to be fully Year 2000 Compliant by the end of 1998. PDC management believes that the cost to become Year 2000 Compliant is not material to PDC's or the Partnership's financial position or results of operation.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

      The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE.

                                       Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The Partnership has no directors or executive officers. The partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 1997 has been filed with the Securities and Exchange Commission.

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

                                                 1997         1996        1995
Operator's Charges                             $111,719     $142,799    $100,306
Tax return preparation                            3,110        3,110       3,110
Direct administrative cost                        1,763        1,248       2,399

                                                              CONFORMED COPY

                                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)  (1)  Financial Statements

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



                                                March 23, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature              Title                               Date

/s/ James N. Ryan          Chairman, Chief Executive
James N. Ryan              Officer and Director                March 23, 1998



/s/ Steven R. Williams     President and Director
Steven R. Williams                                             March 23, 1998



/s/ Dale G. Rettinger      Executive Vice President,
Dale G. Rettinger          Treasurer and Director              March 23, 1998
                           (principal financial and
                           accounting officer)



/s/ Roger J. Morgan        Secretary and Director
Roger J. Morgan                                                March 23, 1998

                              PDC 1991-D LIMITED PARTNERSHIP
                              (A West Virginia Limited Partnership)

                              Financial Statements for Annual Report
                              on Form 10-K to Securities and Exchange
                              Commission

                              Years Ended December 31, 1997, 1996 and 1995

                              (With Independent Auditors' Report Thereon)

                            PDC 1991-D LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)



                             Index to Financial Statements



Independent Auditors' Report                                            F-3
Balance Sheets - December 31, 1997 and 1996                             F-4
Statements of Operations -  Years Ended December 31,
 1997, 1996 and 1995                                                    F-5
Statements of Partners' Equity - Years Ended December 31,
 1997, 1996 and 1995                                                    F-6
Statements of Cash Flows -  Years Ended December 31,
 1997, 1996 and 1995                                                    F-7
Notes to Financial Statements                                           F-8




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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1991-D Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.








                                                      KPMG Peat Marwick LLP



Pittsburgh, Pennsylvania
March 19, 1998

                            PDC 1991-D LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                                    Balance Sheets

                              December 31, 1997 and 1996

        Assets

                                                        1997          1996

Current assets:
    Cash                                            $      662           474
    Accounts receivable - oil and gas revenues          52,972        71,018
      Total current assets                              53,634        71,492

Oil and gas properties, successful efforts method
 (notes 3 and 5):
    Oil and gas properties                           4,939,913     4,939,913
    Less accumulated depreciation, depletion,
     and amortization                                2,906,753     2,780,338
                                                     2,033,160     2,159,575

                                                    $2,086,794     2,231,067



Current Liabilities and Partners' Equity


Current liabilities:
    Accrued expenses                                $   23,461        23,849
      Total current liabilities                         23,461        23,849

Partners' equity                                     2,063,333     2,207,218

                                                    $2,086,794     2,231,067


See accompanying notes to financial statements.

                            PDC 1991-D LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                               Statements of Operations

                    Years Ended December 31, 1997, 1996 and 1995

                                             1997         1996       1995

Revenues:
  Sales of oil and gas                    $  286,367      445,669   226,059
  Transportation revenue                       6,376        2,321    11,619
  Interest income                              1,014          854       976
                                             293,757      448,844   238,654

Expenses (note 3):
  Lifting costs                              111,719      142,799   100,306
  Independent audit fee                        6,674        6,314     6,287
  Tax return preparation                       3,110        3,110     3,110
  Franchise taxes                              7,308        7,855     5,565
  Direct administrative costs                  1,763        1,248     2,399
  Depreciation, depletion and
   amortization                              126,415      136,259   161,492

                                             256,989      297,585   279,159

    Net income (loss)                     $   36,768      151,259   (40,505)

    Net income (loss) per
     limited and additional
     general partner unit                 $       64          407      (170)


See accompanying notes to financial statements.

                             PDC 1991-D LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                            Statements of Partners' Equity

                    Years Ended December 31, 1997 and 1996 and 1995


                                 Limited and          Managing
                                 additional           General
                                 general partners     Partner          Total

Balance, December 31, 1994       $2,226,611             238,893     2,465,504

Net income (loss)                   (44,758)              4,253       (40,505)
Distributions to Partners           (93,787)            (18,523)     (112,310)

   Balance, December 31, 1995     2,088,066             224,623     2,312,689

Net income                          107,088              44,171       151,259
Distributions to Partners          (205,486)            (51,244)     (256,730)

   Balance, December 31, 1996     1,989,668             217,550     2,207,218

Net income                           16,773              19,995        36,768
Distributions to Partners          (144,522)            (36,131)     (180,653)

   Balance, December 31, 1997    $1,861,919             201,414     2,063,333

See accompanying notes to financial statements.

                          PDC 1991-D LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                             Statements of Cash Flows

                     Years Ended December 31, 1997, 1996 and 1995

                                                 1997          1996        1995


Cash flows from operating activities:
 Net income (loss)                          $   36,768       151,259      (40,505)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation, depletion
     and amortization                          126,415       136,259      161,492
    Changes in operating assets
     and liabilities:
     Decrease (increase) in accounts
        receivable -
        oil and gas revenues                    18,046       (29,371)      (4,027)
     Decrease (increase) in due from
        operator                                  -            1,700       (1,700)
     Decrease in accrued expenses                 (388)       (3,114)      (3,111)

          Net cash provided from
           operating activities                180,841       256,733      112,149

Cash flows from financing activities:
      Distributions to partners               (180,653)     (256,730)    (112,310)

          Net cash used by
           financing activities               (180,653)     (256,730)    (112,310)

Net increase (decrease) in cash                    188             3         (161)
Cash at beginning of period                        474           471          632
Cash at end of period                       $      662           474          471

See accompanying notes to financial statements.

                        PDC 1991-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Notes to Financial Statements

                 Years Ended December 31, 1997, 1996 and 1995

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

      Oil and Gas Properties

      The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at December 31, 1997, 1996 and 1995 by the Managing General Partner's petroleum engineers. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

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





















                                                                     Continued

                        PDC 1991-D  LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                   Notes to Financial Statements, Continued

(3) Transactions with Managing General Partner and Affiliates

    The Partnership's transactions with the Managing General Partner include charges for the following:

                                       Years Ended December 31,
                                     1997        1996        1995

      Lifting costs               $111,719     142,799     100,306
      Tax return preparation         3,110       3,110       3,110
      Direct administrative cost     1,763       1,248       2,399

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

[FN]
         (1) Costs are allocated and charged 99% to the Investor Partners and 1% to the Managing General Partner. Any such costs in excess of 12-1/2% of subscriptions shall be allocated and charged 100% to the Managing General Partner.

         (2) The Managing General Partner receives a one-time nonrecurring management fee equal to 2-1/2% of the subscriptions. The fee was allocated and charged 99% to the Investor Partners and 1% to the Managing General Partner.

         (3) Intangible drilling costs and recapture of any intangible drilling costs, if any, have been allocated 99% to the Investor Partners and 1% to the Managing General Partner.

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

                        PDC 1991-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                   Notes to Financial Statements, Continued

      (5) Direct costs were allocated 90% to the Investor Partners and 10% to the Managing General Partner during drilling. After drilling, allocations are made in accordance with the table above. The Managing General Partner receives monthly reimbursement from the Partnership for direct costs incurred by the Managing General Partner on behalf of the Partnership. The Managing General Partner bears all administrative expenses.

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

      (8) In the event of the sale or other disposition of a productive well, a lease upon which such well is situated, or any equipment related to any such lease or well, the proceeds from such sale or disposition shall be allocated and credited to the partners as oil and gas revenues are allocated. The term "proceeds" above does not include revenues from a royalty, overriding royalty, lease interest received, or other promotional consideration received by the Partnership in connection with any sale or disposition, which revenues shall be allocated to the Investor Partners and the Managing General Partner in the same percentages that oil and gas revenues are allocated. No such sales have occurred.

      (9) Interest earned on the deposit of operating revenues and revenues from any other sources is credited to the Investor Partners and the Managing General Partner in the same percentages as oil and gas revenues are being allocated.

(5)   Costs Relating to Oil and Gas Activities

      The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities are presented below:

                                                        December 31,
                                                    1997        1996
       Lease acquisition costs                $    60,522       60,522
       Intangible development costs             3,551,792    3,551,792
       Well equipment                           1,327,599    1,327,599
                                               $4,939,913    4,939,913
                                     F-11

                      PDC 1991-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                   Notes to Financial Statements, Continued

(6)  Income Taxes

      As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 1997 and 1996, the income tax basis of the Partnership's oil and gas properties was approximately $229,316 and $341,846, respectively.

(7)   Supplemental Reserve Information (Unaudited)


      Proved oil and gas reserves of the Partnership have been estimated at December 31, 1997, 1996 and 1995 by the Managing General Partner's petroleum engineers. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

                                                         Natural gas
                                                            (mcf)

        Proved developed reserves as of
         December 31, 1994                                2,308,377

        Revision of previous estimates                       (2,507)
        Production                                         (127,378)

        Proved developed reserves as of
         December 31, 1995                                2,178,492

        Revision of previous estimates                      531,420
        Production                                         (141,289)

        Proved developed reserves as of
         December 31, 1996                                2,568,623

        Revision of previous estimates                     (560,365)
        Production                                         (106,637)

        Proved developed reserves as of
         December 31, 1997                                1,901,621










                                     F-12

